Form 10-Q
period 1996-03-31
ORBIT SEMICONDUCTOR INC
filed 1996-05-13
CIK 930599

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1996


                                       OR


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24966


                            Orbit Semiconductor, Inc.
             (Exact name of registrant as specified in its charter)


           Delaware                                          94-2627385
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


                   169 Java Drive, Sunnyvale, California 94089
                   (Address and principal offices) (Zip Code)


       Registrant's telephone number, including area code : (408) 744-1800


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         At March 31, 1996, there were 7,401,214 shares of the Registrant's Common Stock issued and outstanding.

================================================================================

                            ORBIT SEMICONDUCTOR, INC.


This  Quarterly  Report  on  Form  10-Q  contains  historical   information  and
forward-looking  statements.  Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities
Litigation  Reform  Act of 1995.  They  involve  known  and  unknown  risks  and uncertainties  that may cause the Company's  actual results in future periods to be materially different from any future performance  suggested herein.  Further, the Company  operates in an industry sector where securities may be volatile and may be influenced by economic and other factors beyond the Company's control. In the  context of  forward-looking  information  provided in this Form 10-Q and in other reports,  please refer to the  discussion of risk factors  detailed in, as well as the other  information  contained  in, the  Company's  filings  with the
Securities and Exchange Commission during the past 12 months.



                                                         INDEX                                     PAGE NO.
                                                         -----                                     ----
         PART 1.           FINANCIAL INFORMATION

         Item 1.           Condensed Consolidated Financial Statements                                3

                           Condensed Consolidated Statements of Income                                3

                           Condensed Consolidated Balance Sheets                                      4

                           Condensed Consolidated Statements of Cash Flows                            5

                           Notes to Condensed Consolidated Financial Statements                       6

         Item 2.           Management's Discussion and Analysis of Financial Condition and            8
                           Results of Operations

        PART II.           OTHER INFORMATION

         Item 1.           Legal Proceedings                                                          12

         Item 2.           Changes in Securities                                                      12

         Item 3.           Defaults Upon Senior Securities                                            12

         Item 4.           Submission of Matters to a Vote of Securityholders                         12

         Item 5.           Other Information                                                          12

         Item 6.           Exhibits and Reports on Form 8-K                                           12

        SIGNATURES                                                                                 13

                         PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                            ORBIT SEMICONDUCTOR, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Three Months Ended
                                                                                  -----------------------------
                                                                                    March 31,       March 31,
(Unaudited; In Thousands, Except Per Share Amounts)                                    1996           1995
                                                                                  --------------  -------------

Revenues:

  Revenues......................................................................        $13,767        $13,484
  Revenues from related  party..................................................            731          1,445
                                                                                  --------------  -------------
     Total......................................................................         14,498         14,929
Cost of sales...................................................................          9,269          8,413
                                                                                  --------------  -------------
Gross margin....................................................................          5,229          6,516
                                                                                  --------------  -------------
Operating expenses:
  Research and development......................................................          1,742          1,293
  Selling, general and administrative...........................................          2,855          2,530
                                                                                  --------------  -------------
     Total......................................................................          4,597          3,823
                                                                                  --------------  -------------
Income from operations..........................................................            632          2,693
Other income/(expense):
  Interest income...............................................................            190            202
  Interest expense..............................................................           (245)           (90)
  Minority interest in loss of subsidiary.......................................              3              3
                                                                                  --------------  -------------
     Total......................................................................            (52)            115
                                                                                  --------------  -------------
Income before income taxes and extraordinary item...............................            580          2,808
Provision for income taxes......................................................            175          1,027
                                                                                  --------------  -------------
Income before extraordinary item................................................            405          1,781
Extraordinary gain from early retirement of debt (net of income taxes of $119)..            201              -
                                                                                  ==============  =============
Net income......................................................................           $606         $1,781
                                                                                  ==============  =============

Per share data:
  Income before extraordinary  item.............................................          $0.05          $0.21
  Extraordinary gain from early retirement of debt..............................           0.02              -
                                                                                  ==============  =============
  Net income....................................................................          $0.07          $0.21
                                                                                  ==============  =============

 Weighted average common and common
  equivalent shares outstanding.................................................          8,872          8,685
                                                                                  ==============  =============

See notes to condensed consolidated financial statements.

                            ORBIT SEMICONDUCTOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     Mar. 31,       Dec. 31,
 (In Thousands)                                                                        1996           1995
                                                                                   -------------  -------------
                                                                                   (unaudited)
Assets
Current Assets:
  Cash and cash equivalents.....................................................         $9,711        $10,671
  Accounts receivable, less allowance of $397 in 1996 and  1995.................          9,720         10,425
  Accounts receivable from related party........................................            326            732
  Inventories...................................................................          9,253          8,123
  Prepaid expenses and other  assets............................................            845            388
  Note receivable from related  party...........................................              -          1,000
  Deferred income taxes.........................................................          1,236          1,236
                                                                                   -------------  -------------
    Total current  assets.......................................................         31,091         32,575
Property and Equipment -  net...................................................         24,922         24,582
Goodwill -  net.................................................................          1,741          1,847
Other Assets....................................................................            255            338
                                                                                   =============  =============
Total...........................................................................        $58,009        $59,342
                                                                                   =============  =============

Liabilities and Stockholders' Equity
Current Liabilities:
  Trade  payables...............................................................         $5,278         $5,241
  Accounts payable to related  party............................................            276            425
  Current portion of long-term  obligations.....................................          2,728          2,769
  Accrued salaries, commission and benefits.....................................          1,287            918
  Other accrued liabilities.....................................................          1,140          1,110
  Income taxes payable..........................................................            247              -
                                                                                   -------------  -------------
    Total current liabilities...................................................         10,956         10,463
Long-Term Obligations...........................................................          8,792         11,601
Deferred Income Taxes...........................................................            402            402
Minority Interest...............................................................              6              9
Stockholders' Equity:
  Common stock: $0.001 par value; 20,000 shares authorized; 7,401 and
   7,315 shares outstanding in 1996 and 1995, respectively......................         22,798         22,425
  Deferred stock  compensation..................................................           (22)           (29)
  Retained  earnings............................................................         15,077         14,471
                                                                                   -------------  -------------
    Total stockholders' equity..................................................         37,853         36,867
                                                                                   =============  =============
Total...........................................................................        $58,009        $59,342
                                                                                   =============  =============

 See notes to condensed consolidated financial statements.


                            ORBIT SEMICONDUCTOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                       -----------------------------
                                                                                        March 31,       March 31,
(Unaudited; In Thousands)                                                                  1996            1995
                                                                                       ------------    ------------

Increase (Decrease) In Cash and Cash Equivalents:
Operating Activities:
  Net income....................................................................          $    606        $  1,781
  KMOS Semiconductor net income for the five months ended May 31, 1995..........                 -            (430)
  Extraordinary gain from early retirement of debt                                            (201)              -
  Adjustments to reconcile to net cash provided by operating activities:
    Deferred income taxes.......................................................                 -             (56)
    Depreciation and amortization...............................................             1,115             430
    Amortization of deferred stock compensation.................................                 7               3
    Minority interest in loss of subsidiary.....................................                (3)             (3)
    Changes in:
      Accounts  receivable......................................................             1,111            (777)
      Inventories...............................................................              (457)            131
      Trade payables............................................................              (112)            409
      Accrued liabilities.......................................................               411             (32)
      Income taxes payable......................................................               128             620
                                                                                       ------------    ------------
        Net cash provided by operating activities...............................             1,475           1,815
                                                                                       ------------    ------------

Investing Activities:
  Maturities of short-term investments..........................................                 -           4,845
  Acquisition of property and equipment.........................................            (1,349)         (2,088)
  Decrease in other assets......................................................                83              32
                                                                                       ------------    ------------
        Net cash (used for)/provided by investing activities....................            (1,266)          2,789
                                                                                       ------------    ------------

Financing Activities:
  Bank notes payable borrowings.................................................                 -             392
  Bank notes payable repayments.................................................              (113)           (572)
  Repayment of OIC royalty obligation...........................................            (1,815)              -
  Repayments of note receivable.................................................             1,000               -
  Repayment of capital lease obligations........................................              (614)           (981)
  Employee stock purchase plan and exercise of stock options....................               373               3
                                                                                       ------------    ------------
        Net cash used for financing activities..................................            (1,169)         (1,158)
                                                                                       ------------    ------------

Increase in Cash and Cash Equivalents...........................................              (960)          3,446

Cash and Cash Equivalents:
  Beginning of period...........................................................            10,671           7,798
                                                                                       ============    ============
  End of period.................................................................           $ 9,711         $11,244
                                                                                       ============    ============

Supplemental disclosures of cash flow information:
  Acquisition of equipment under capital lease..................................           $     -         $   842
                                                                                       ============    ============


See notes to condensed consolidated financial statements.

                            ORBIT SEMICONDUCTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1            QUARTERLY FINANCIAL STATEMENTS

         The condensed consolidated financial statements for the three months ended March 31, 1996 and 1995 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations of the Company for interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year. The information included in this report should be read in conjunction with the Company's annual consolidated financial statements and notes thereto for the year ended December 31, 1995, and other information included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         On June 28, 1995, the Company entered into an Agreement and Plan of Merger with KMOS and Orbit Acquisition, Inc. (Orbit Acquisition), a wholly-owned subsidiary of the Company, providing for the merger of Orbit Acquisition with and into KMOS, with KMOS being the surviving corporation in the merger and becoming a wholly-owned subsidiary of the Company. In connection with the merger, the Company issued 778,279 shares of its common stock in exchange for all of the issued and outstanding KMOS common stock and converted all outstanding options to purchase KMOS common stock at the exchange ratio of
0.044473 shares of Orbit common stock for each share of KMOS common stock into options to purchase 221,721 shares of Orbit common stock. KMOS is in the business of designing, developing and marketing high-performance mixed-signal (analog/digital) application specific integrated circuits. The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods prior to the merger have been restated to reflect the combined operations of the two companies. The table below shows the composition of unaudited combined net revenues and net income for the pre-merger period indicated.

                                                                    Three
                                                                    Months
                                                                    Ended
                                                                   Mar. 31,
                                                                     1995
                                                                ------------

Revenues:
Orbit................................................               $13,092
KMOS.................................................                 1,996
Elimination of intercompany sales....................                  (159)
                                                                ------------
Combined.............................................               $14,929
                                                                ============

Net Income:
Orbit................................................                $1,556
KMOS.................................................                   225
                                                                ------------
Combined.............................................                $1,781
                                                                ============

                            ORBIT SEMICONDUCTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2            INVENTORIES

Inventories consist of (in thousands):
                                                       Mar.31,        Dec. 31,
                                                        1996           1995
                                                    ------------   ------------

Raw materials............................                $1,424         $1,363
Work in progress.........................                 5,846          5,597
Finished goods...........................                 1,983          1,163
                                                    ------------   ------------
Total....................................                $9,253         $8,123
                                                    ============   ============


NOTE 3            NET INCOME PER SHARE

         Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period and shares issuable upon conversion of KMOS convertible shareholders notes and Orbit Israel shares. Common equivalent shares include common stock options and warrants (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Orbit provides semiconductor design, manufacturing and engineering support services that allow system designers to manage effectively application specific integrated circuit ("ASIC") development, production, scheduling and inventory control. In 1991, the Company made a strategic decision to emphasize its higher-margin manufacturing programs and to develop a new program to address the need for more cost-effective development and production of gate arrays. In late 1992, the Company introduced its ENCORE! program, which includes internally developed software that permits Orbit to convert the netlist circuit design of customer-designed ASICs into an Orbit gate array at low non-recurring engineering charges. In June 1995, the Company further developed its gate array program through its merger with KMOS Semiconductor, Inc. ("KMOS"), a fabless gate array company that offers open-market design services of high-performance mixed-signal (analog/digital) ASICs. Both the gate array programs (comprising the ENCORE! program and the KMOS mixed-signal gate array program) and the Company's high margin contract manufacturing program, which includes the High Reliability Contract Manufacturing program, have generally achieved a higher gross margin percentage than the Company's other manufacturing programs.

         As discussed in the notes to the condensed consolidated financial statements, the Company has accounted for its merger with KMOS as a pooling of interests and, accordingly, all financial information has been restated to reflect the combined operations of the two companies.

Results of Operations

         The following table sets forth certain operational data both as percentages of quarterly revenues and as percentage changes from the prior quarter's results:

                                                          Three Months Ended March
                                                                     31,
                                                  -----------------------------------------
                                                        Percentage of          Quarter-To-
                                                          Revenues               Quarter
                                                  --------------------------      Change
                                                                                   1995
                                                     1996           1995          to 1996
                                                  -----------    -----------    -----------
Revenues.........................................     100.0%         100.0%        (2.9%)
Cost of sales....................................      63.9%          56.4%        10.5%
                                                  -----------    -----------
Gross margin.....................................      36.1%          43.6%       (13.3%)
                                                  -----------    -----------
Operating expenses:
  Research and development.......................      12.0%           8.7%        34.7%
  Selling, general and administrative............      19.7%          16.9%        12.8%
                                                  -----------    -----------
  Total operating expenses.......................      31.7%          25.6%        47.5%
                                                  -----------    -----------
Income from operations...........................       4.4%          18.0%       (77.3%)
Interest income/(expense) and other, net.........       0.4%           0.8%       133.0%
                                                  -----------    -----------
Income before income taxes and extraordinary item       4.0%          18.8%       (68.7%)
Provision for income taxes.......................       1.2%           6.9%       (71.4%)
                                                  -----------    -----------
Income before extraordinary item.................       2.8%          11.9%
Extraordinary gain from early retirement of debt.       1.4%              -
                                                  ===========    ===========
Net income.......................................       4.2%          11.9%       (67.2%)
                                                  ===========    ===========

         The following table details revenues, gate array revenues and gate array revenues as a percentage of total revenues (dollars in thousands):

                                                                  Three months ended March 31,
                                                          --------------------------------------------
                                                                                         Quarter-To-
                                                                                           Quarter
                                                                                           Change
                                                                                            1995
                                                             1996           1995           to 1996
                                                          ------------   ------------    ------------
Revenues...............................................       $14,498        $14,929        (2.9%)
                                                          ============   ============
Gate array revenues....................................        $9,472         $5,527        64.4%
                                                          ============   ============
Gate array revenues as a percentage of revenues........          65.3%          37.0%
                                                          ============   ============

         Revenues - Orbit derives revenues from the sale of integrated circuit products manufactured pursuant to customer orders and specifications. The Company reported revenues for the first quarter of 1996 of $14.5 million, representing a decrease of 3% from $14.9 million for the first quarter of 1995. Of this decrease in revenues, $4.3 million was attributable to the Company's high margin contract manufacturing program, which includes the High Reliability Contract Manufacturing program, and $1.6 million was attributable to the low margin foundry program, partially offset by an increase of $3.9 million in gate array revenues, which includes the ENCORE! program and the mixed-signal gate array program. The decrease in revenues attributable to the high margin contract manufacturing program was primarily as a result of order push-outs and a lower-than-expected rate of order bookings for product shipments within the quarter. The increase in revenues attributable to the gate array program, together with the decrease in revenues attributable to the low margin foundry program reflects the Company's strategic emphasis on its higher-margin manufacturing programs, including the gate array program.

         Gross margin - The following table sets forth the Company's revenues, gross margin and gross margin as a percentage of revenues (dollars in thousands):
                                             Three months ended
                                                 March 31,
                                           1996            1996
                                        ------------    ------------
Revenues........................            $14,498         $14,929
Cost of Sales...................              9,269           8,413
                                        ------------    ------------
Gross Margin....................             $5,229          $6,516
                                        ============    ============
Gross Margin Percentage.........               36.1%           43.6%
                                        ============    ============

         The Company's gross margin percentage was 36.1% in the first quarter of 1996, down from 43.6% in the first quarter of 1995. This decrease was primarily due to the decrease in revenues and an increase in fixed manufacturing costs in connection with the Company's expansion of its fabrication facilities in California.

         Research and Development Expenses - Research and development expenses consist primarily of personnel costs, equipment and its related depreciation, and related support costs associated with the development of new semiconductor manufacturing processes and design technology. The Company increased its spending on research and development in the first quarter of 1996. These expenses in the first quarter of 1996 exceeded the first quarter of 1995's expenses by 35%. This increase reflects the Company's continuing development of the gate array program, which includes the ENCORE! program and the mixed-signal gate array program, as well as the development of improved process technologies and development work on a 0.8 micron process technology.

         The Company believes that the continued development of its technology is essential to its future success and is committed to continue its investment in research and development. The Company expects that research and development spending will increase in future periods as a consequence of product and process development activities currently underway.

         Selling, General and Administrative Expenses - Selling, general and administrative expenses have increased as a percentage of revenues to 20% in the first quarter of 1996 from 17% in the first quarter of 1995 and have increased in absolute dollars approximately 12% to $2.9 million in the first quarter of 1996 from $2.5 million in the first quarter of 1995. This dollar increase was primarily attributable to compensation increases of $0.5 million primarily associated with the hiring of key sales, marketing and customer service personnel., partially offset by a decrease of $0.3 million in advertising expenses.

         Interest Income (Expense) and Other, Net - Orbit's interest income (expense) and other includes interest earned on cash equivalents and short-term investments, minority interest in losses incurred in its subsidiary and realized gains on the sale of investments. The Company's net interest income (expense) and other was $(0.1) million in the first quarter of 1996 as compared with $0.1 million in the first quarter of 1995. This decrease is due to an increase in interest expense associated with an increase in long-term lease obligations in connection with equipment additions related to the Company's development of a 0.8 micron process capability and a 6-inch wafer fabrication facility in California. The Company expects that its interest expense will increase in the future as the Company financed $9.6 million of equipment additions during 1995 with capital leases and anticipates acquiring approximately $15 million of equipment in 1996 under capital lease financing, subject to availability.

         Provision for income taxes - The Company's provision for income taxes was $0.2 million and $1.0 million for the first quarter of 1996 and 1995, respectively. Orbit's effective tax rate was 30% for the first quarter of 1996 as compared to 37% in the first quarter of 1995. These rates differ from federal statutory rates primarily due to state income taxes, partially offset by the utilization of research and development (in 1995) and manufacturing investment tax credits, and with the tax benefits associated with the formation of a foreign sales corporation. The decrease in the effective tax rate in 1996 from 1995 is primarily due to the proportionally greater impact of state manufacturing investment tax credits.

         Extraordinary gain - An extraordinary gain from early retirement of debt of $0.2 million was recorded in the first quarter of 1996, net of income taxes of $0.1 million.

         Factors affecting future results - The Company's quarterly results have in the past and may in the future vary due to a number of factors, including timing, cancellation or delay of customer orders; gains or losses of significant customers; changes in revenues and product mix; variations in selling prices; variations in manufacturing yields; the timing and level of process development costs; change in inventory levels; change in manufacturing capacity and variations in the utilization of this capacity; availability and change in prices of raw materials incorporated into the Company's products; timing of announcement and introduction of new products and services by the Company and its competitors; market acceptance of the Company's and its customers' products; shifts in demand for the Company's processes, services, technologies and products; the successful integration of KMOS's operations with Orbit's, and other competitive factors. Any unfavorable change in the foregoing or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's inability to complete successfully its expansion plans in Israel, the United States or elsewhere, or to do so in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also operates its own wafer fabrication facility, which entails a high level of fixed costs and requires adequate volume of production and sales to be profitable. During periods of decreased demand, these high fixed costs could have a material adverse effect on the Company's business, financial condition and results of operations.

Liquidity and Capital Resources

         The Company has historically financed its operations and met its capital requirements from a combination of cash generated from operations, bank borrowings, capital lease financing and the sale of equity securities.

         Principal sources of liquidity at March 31, 1996 consisted of $9.7 million in cash and cash equivalents and $5.5 million available under a bank line of credit. The bank line of credit contains certain financial covenants and restrictions including maintaining certain financial ratios. As of March 31, 1996, the Company was in compliance with such covenants and restrictions.

         The Company's operating activities provided net cash of $1.5 million and $1.8 million in the first quarter of 1996 and 1995, respectively. The Company's investing activities used $1.3 million and provided $2.8 million in the first quarter of 1996 and 1995, respectively. Cash used for investing activities consisted primarily of the acquisition of capital equipment. Net cash used in financing activities was $1.5 million and $1.2 million in the first quarter of 1996 and 1995, respectively.

         The Company believes that its banking facilities, equipment lease lines, cash and cash equivalents and anticipated cash provided by operations will be sufficient to meet the Company's cash requirements for the next twelve months. However, the Company will require additional capital at such time as it decides to commence significant construction and equipping activities in connection with its proposed Israeli manufacturing facility. No assurance can be given that additional financing will be available or, if available, that it will be available on acceptable terms.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On March 27, 1996, the Company was served with a first amended complaint in a purported class action against it and three of its officers and directors in the U.S. District Court, Northern District of California. The Company believes that the claims set forth are without merit and intends to defend such claims vigorously. Accordingly, management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.


Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securityholders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits is filed herewith:

                  Exhibit 11.1      Computation of Net Income Per Share
                  Exhibit 27        Financial Data Schedule

         (b)      Reports on Form 8-K.

                  On January 26, 1996 , the Company filed a report on Form 8-K (the "Form 8-K"). The Form 8-K reported the filing of a purported class action against the Company and three of its officers and directors in the U.S. District Court in Northern California.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ORBIT SEMICONDUCTOR, INC.
                                       (Registrant)




Date:    May 10, 1996         By:      ____________________________
                                               Joseph K. Wai
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary