Form 10-Q
period 1996-06-30
ORBIT SEMICONDUCTOR INC
filed 1996-08-12
CIK 930599

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996


                                       OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-24966


                            Orbit Semiconductor, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                                      94-2627385
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


                   169 Java Drive, Sunnyvale, California 94089
                   (Address and principal offices) (Zip Code)


       Registrant's telephone number, including area code: (408) 744-1800


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___
                                             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         At July 18, 1996, there were 7,482,165 shares of the Registrant's Common Stock issued and outstanding.


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



                                           INDEX                                           PAGE NO.
                                           -----                                           --------

         PART 1.    FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Financial Statements                                3

                    Condensed Consolidated Statements of Income                                3

                    Condensed Consolidated Balance Sheets                                      4

                    Condensed Consolidated Statements of Cash Flows                            5

                    Notes to Condensed Consolidated Financial Statements                       6

         Item 2.    Management's Discussion and Analysis of Financial Condition and            7
                    Results of Operations

        PART II.    OTHER INFORMATION

         Item 1.    Legal Proceedings                                                          11

         Item 2.    Changes in Securities                                                      11

         Item 3.    Defaults Upon Senior Securities                                            11

         Item 4.    Submission of Matters to a Vote of Securityholders                         11

         Item 5.    Other Information                                                          11

         Item 6.    Exhibits and Reports on Form 8-K                                           11

           SIGNATURES                                                                          12

                         PART I - FINANCIAL INFORMATION

Item I - Financial Statements

 ORBIT SEMICONDUCTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF
 INCOME

                                                               Three                         Six
                                                               Months                        Months
                                                               Ended                         Ended
                                                               --------------------------    --------------------------
                                                                 June 30,     June 30,         June 30,     June 30,
 (Unaudited; In Thousands, Except Per Share Amounts)               1996         1995             1996         1995
                                                               --------------------------    --------------------------

 Revenues:
   Revenues                                                         $17,312      $14,539          $31,079      $28,023
   Revenues from related party                                            -        1,635              731        3,080
                                                               --------------------------    --------------------------
     Total                                                           17,312       16,174           31,810       31,103
 Cost of sales                                                        9,989        8,892           19,258       17,305
                                                               --------------------------    --------------------------
 Gross margin                                                         7,323        7,282           12,552       13,798
                                                               --------------------------    --------------------------
 Operating expenses:
   Research and development                                           1,688        1,277            3,430        2,569
   Selling, general and administrative                                3,146        2,875            6,001        5,406
   Merger expenses                                                        -          348                -          348
                                                               --------------------------    --------------------------
     Total                                                            4,834        4,500            9,431        8,323
                                                               --------------------------    --------------------------
 Income from operations                                               2,489        2,782            3,121        5,475
 Other income (expense):
   Interest and other income                                            114          168              304          369
   Interest expense                                                    (239)        (136)            (484)        (226)
   Minority interest in loss of subsidiary                                4            3                7            6
                                                               --------------------------    --------------------------
     Total                                                             (121)          35             (173)         149
                                                               --------------------------    --------------------------
 Income before income taxes and extraordinary item                    2,368        2,817            2,948        5,624
 Provision for income taxes                                             800        1,033              975        2,060
                                                               --------------------------    --------------------------
 Income before extraordinary item                                     1,568        1,784            1,973        3,564
 Extraordinary gain from early retirement of debt (net of
   income taxes of $119)                                                  -            -              201            -
                                                               --------------------------    --------------------------
 Net income                                                           1,568        1,784            2,174        3,564
                                                               ==========================    ==========================

 Per share data:
   Income before extraordinary item                                   $0.17        $0.20            $0.22        $0.41
   Extraordinary gain from early retirement of debt                       -            -             0.02            -
                                                               --------------------------    --------------------------
   Net income                                                         $0.17        $0.20            $0.24        $0.41
                                                               ==========================    ==========================

 Weighted Average Common and Common
   Equivalent Shares Outstanding                                      9,138        8,816            9,005        8,750
                                                               ==========================    ==========================

 See notes to condensed consolidated financial statements.

 ORBIT SEMICONDUCTOR, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,         Dec. 31,
 (Unaudited; in thousands)                                                 1996             1995
                                                                      -------------    -------------

 Assets
 Current Assets:
   Cash and cash equivalents                                                $5,995          $10,671
   Accounts receivable, less allowance of $397 in 1996 and 1995             13,297           10,425
   Accounts receivable from related party                                        -              732
   Inventories                                                              10,675            8,123
   Prepaid expenses and other assets                                           934              388
   Note receivable from related party                                            -            1,000
   Deferred income taxes                                                     1,236            1,236
                                                                      -------------    -------------
     Total current assets                                                   32,137           32,575
 Property and Equipment - net                                               26,142           24,582
 Goodwill - net                                                              1,634            1,847
 Other Assets                                                                  301              338
                                                                      -------------    -------------
 Total                                                                     $60,214          $59,342
                                                                      =============    =============


 Liabilities and Stockholders' Equity
 Current Liabilities:
   Trade payables                                                           $4,556           $5,241
   Accounts payable to related party                                           434              425
   Current portion of long-term obligations                                  2,927            2,769
   Accrued salaries, commission and benefits                                   964              918
   Other accrued liabilities                                                 1,292            1,110
   Income taxes payable                                                      1,043                -
                                                                      -------------    -------------
     Total current liabilities                                              11,216           10,463
 Long-Term Obligations                                                       9,055           11,601
 Deferred Income Taxes                                                         402              402
 Minority Interest                                                               2                9
 Stockholders' Equity:
   Common stock: $0.001 par value; 20,000 shares authorized;
   7,481 and 7,315 shares outstanding in 1996 and 1995,
   respectively                                                             22,909           22,425
   Deferred stock compensation                                                 (15)             (29)
   Retained earnings                                                        16,645           14,471
                                                                      -------------    -------------
     Total stockholders' equity                                             39,539           36,867
                                                                      -------------    -------------
 Total                                                                     $60,214          $59,342
                                                                      =============    =============

 See notes to condensed consolidated financial statements.


 ORBIT SEMICONDUCTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six
                                                                                  Months
                                                                                  Ended
                                                                                  ------------------------------
                                                                                     June 30,         June 30,
 (Unaudited; In Thousands)                                                             1996             1995
                                                                                  -------------    -------------

 Increase (Decrease) In Cash and Cash Equivalents:
 Operating Activities:
   Net income                                                                           $2,174           $3,564
   KMOS Semiconductor net income for the five months ended May 31, 1995                      -             (430)
   Extraordinary gain from early retirement of debt                                       (201)
   Adjustments to reconcile to net cash provided by operating activities:
     Deferred income taxes                                                                   -             (963)
     Depreciation and amortization                                                       2,337            1,037
     Amortization of deferred stock compensation                                            14              210
     Minority interest in loss of subsidiary                                                (7)              (7)
     Changes in:
       Accounts receivable                                                              (1,140)            (627)
       Inventories                                                                      (2,552)            (669)
       Prepaid expenses and other assets                                                  (546)             (46)
       Trade payables                                                                     (676)             443
       Accrued liabilities                                                                 228             (128)
       Income taxes payable                                                                924            1,880
       Deferred rent                                                                         -               (1)
                                                                                  -------------    -------------
 Net cash provided by operating activities                                                 555            4,263
                                                                                  -------------    -------------

 Investing Activities:
   Maturities of short-term investments                                                      -            4,845
   Acquisition of property and equipment                                                (3,684)          (6,097)
   Decrease  in other assets                                                                37               54
                                                                                  -------------    -------------
 Net cash used for investing activities                                                 (3,647)          (1,198)
                                                                                  -------------    -------------

 Financing Activities:
   Notes payable borrowings                                                              1,090              883
   Notes payable repayments                                                               (105)            (100)
   Repayment of OIC royalty obligation                                                  (1,815)                -
   Repayment of capital lease obligations                                               (1,238)            (626)
   Employee stock purchase plan and exercise of stock options                              484              128
                                                                                  -------------    -------------
 Net cash provided by (used for) financing activities                                   (1,584)              285
                                                                                  -------------    -------------

 Increase (decrease) in Cash and Cash Equivalents                                       (4,676)            3,350

 Cash and Cash Equivalents:
   Beginning of period                                                                  10,671            7,798
                                                                                  -------------    -------------
   End of period                                                                        $5,995          $11,148
                                                                                  =============    =============

 Supplemental disclosures of cash flow information:
   Acquisition of equipment under capital lease                                             $-           $2,083
                                                                                  =============    =============
   Tax benefit from stock transactions                                                      $-           $2,333
                                                                                  =============    =============
   Deferred stock compensation                                                              $-              $97
                                                                                  =============    =============

 See notes to condensed consolidated financial statements.

                            ORBIT SEMICONDUCTOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1            QUARTERLY FINANCIAL STATEMENTS

         The condensed consolidated financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited but include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations of the Company for interim periods. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year. The information included in this report should be read in conjunction with the Company's annual consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE 2            INVENTORIES

Inventories consist of (in thousands):
                               Jun. 30,         Dec. 31,
                                 1996             1995
                            --------------   --------------

 Raw materials                     $1,591           $1,363
 Work in progress                   6,449            5,597
 Finished goods                     2,635            1,163
                            --------------   --------------
 Total                            $10,675           $8,123
                            ==============   ==============


NOTE 3            NET INCOME PER SHARE

         Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period and Orbit Israel shares. Common equivalent shares include common stock options and warrants (using the treasury stock method) and shares subscribed under the Employee Stock Purchase Plan.


NOTE 4            MERGER WITH DII

         On June 9, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which DII Merger Corp., a wholly-owned subsidiary of The DII Group, Inc. (the "DII Group"), will be merged with and into Orbit, with the result that Orbit will become a wholly-owned subsidiary of the DII Group. In the proposed merger, each outstanding share of common stock of Orbit will be converted into the right to receive 45/100ths (0.45) of a share of common stock of the DII Group. Stockholders of the Company and the DII Group will vote upon the merger on August 22, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Orbit provides semiconductor design, manufacturing and engineering support services that allow system designers to manage effectively application specific integrated circuit ("ASIC") development, production, scheduling and inventory control. In 1991, the Company made a strategic decision to emphasize its higher-margin manufacturing programs and to develop a new program to address the need for more cost-effective development and production of gate arrays. In late 1992, the Company introduced its ENCORE! program, which includes internally developed software that permits Orbit to convert the netlist circuit design of customer-designed ASICs into an Orbit gate array at low non-recurring engineering charges. In June 1995, the Company further developed its gate array program through its merger with KMOS Semiconductor, Inc. ("KMOS"), a fabless gate array company that offers open-market design services of high-performance mixed-signal (analog/digital) ASICs. Both the gate array programs (comprising the ENCORE! program and the KMOS mixed-signal gate array program) and the Company's high margin contract manufacturing program, which includes Orbit's High Reliability Contract Manufacturing program, have generally achieved a higher gross margin percentage than the Company's other manufacturing programs.

         On June 9, 1996 the Company entered into a definitive agreement and plan of merger with the DII Group providing for the acquisition of Orbit by the DII Group, subject to the approval of stockholders of Orbit and the DII Group in a vote to take place on August 22, 1996.

Results of Operations

         The following table sets forth certain operational data both as percentages of quarterly revenues and as percentage changes from the prior quarter's results:

                                                                Three Months Ended         Six Months Ended
                                                            ------------------------  ------------------------
                                                               June 30,    June 30,      June 30,    June 30,
                                                                 1996        1995          1996        1995
                                                            ------------------------  ------------------------

Revenues                                                         100.0%      100.0%        100.0%      100.0%
Cost of sales                                                     57.7%       55.0%         60.5%       55.6%
                                                            ------------------------  ------------------------
Gross margin                                                      42.3%       45.0%         39.5%       44.4%
                                                            ------------------------  ------------------------
Operating expenses:
  Research and development                                         9.7%        7.9%         10.8%        8.3%
  Selling, general and administrative                             18.2%       19.9%         18.9%       18.5%
                                                            ------------------------  ------------------------
  Total operating expenses                                        27.9%       27.8%         29.7%       26.8%
                                                            ------------------------  ------------------------
Income from operations                                            14.4%       17.2%          9.8%       17.6%
Interest income(expense) and other, net                           -0.7%        0.2%         -0.5%        0.5%
                                                            ------------------------  ------------------------
Income before income taxes and extraordinary item                 13.7%       17.4%          9.3%       18.1%
Provision for income taxes                                         4.6%        6.4%          3.1%        6.6%
                                                            ------------------------  ------------------------
Income before extraordinary item                                   9.1%       11.0%          6.2%       11.5%
Extraordinary gain from early retirement of debt                   0.0%          -           0.6%          -
                                                            ========================  ========================
Net income                                                         9.1%       11.0%          6.8%       11.5%
                                                            ========================  ========================


         The following  table  details  revenues,  gate array  revenues and gate array revenues as a percentage of total revenues (dollars in thousands):
                                                        Three                           Six Months
                                                        Months Ended                    Ended
                                                        -----------------------------   -----------------------------
                                                            June 30,        June 30,        June 30,        June 30,
                                                              1996            1995            1996            1995
                                                        -------------   -------------   -------------   -------------

Revenues                                                     $17,312         $16,174         $31,810         $31,103
                                                        =============   =============   =============   =============
Gate array revenues                                          $11,401          $6,478         $20,873         $12,005
                                                        =============   =============   =============   =============
Gate array  revenues as a percentage of revenues               65.9%           40.1%           65.6%           38.6%
                                                        =============   =============   =============   =============

         Revenues - Orbit derives revenues from the sale of integrated circuit products manufactured pursuant to customer orders and specifications. The Company's revenues for the second quarter of 1996 were $17.3 million, representing an increase of 7% from $16.2 million for the second quarter of 1995. This increase was attributable to a $4.9 million increase in gate array revenues, which include the ENCORE! program and the mixed-signal gate array program. This increase in gate array revenues was attributable to higher volumes and higher average selling prices. The increase in gate array revenues was partially offset by a decrease of $1.8 million in revenues from the low margin foundry program and a decrease of $1.8 million in revenues from the high margin contract manufacturing program. The decrease in revenue from the high margin contract manufacturing program was attributable to lower volumes, reflecting a downward fluctuation in business conditions that affected the Company's customers for this program. The increase in revenues attributable to the gate array program, together with the decrease in revenues attributable to the low margin foundry program reflects the Company's strategic emphasis on its higher-margin manufacturing programs, including the gate array program, and its continuing de-emphasis of its low margin foundry business.

         The Company's revenues for the six months ended June 30, 1996 were $31.8 million, representing an increase of 2%, from $31.1 million for the six months ended June 30, 1995. $8.9 million of this increase was attributable to higher volumes and higher average selling prices from the Company's gate array program. The increase in gate array revenues was partially offset by a decrease of $4.6 million in revenues from the high margin contract manufacturing program and a decrease of $3.6 million in revenues from the low margin foundry program. The decrease in revenue from the high margin contract manufacturing program was attributable to lower volumes, reflecting a downward fluctuation in business conditions that affected the Company's customers for this program. The increase in revenues attributable to the gate array program, together with the decrease in revenues attributable to the low margin foundry program reflects the Company's strategic emphasis on its higher-margin manufacturing programs, including the gate array program, and its continuing de-emphasis of its low margin foundry business.

         Gross margin - The following table sets forth the Company's revenues, gross margin and gross margin as a percentage of revenues (dollars in thousands):

                           Three                           Six
                           Months                          Months
                           ended                           ended
                           ----------------------------    ----------------------------
                               June 30,        June 30,        June 30,        June 30,
                                 1996            1995            1996            1995
                           ------------    ------------    ------------    ------------
Revenues                       $17,312         $16,174         $31,810         $31,103
Cost of sales                    9,989           8,892          19,258          17,305
                           ------------    ------------    ------------    ------------
Gross margin                    $7,323          $7,282         $12,552         $13,798
                           ============    ============    ============    ============
Gross margin                     42.3%           45.0%           39.5%           44.4%
                           ============    ============    ============    ============


         The Company's gross margin percentage was 42.3% in the second quarter of 1996, down from 45.0% in the second quarter of 1995. The gross margin percentage was 39.5% for the six months ended June 30, 1996, down from 44.4% for the six months ended June 30, 1995. These decreases were primarily due to an increase in fixed manufacturing costs in connection with the Company's expansion of its fabrication facilities in California, such that the costs associated with the manufacturing facility increased at a rate greater than the increase in revenues of the same period.

         Research and Development Expenses - Research and development expenses consist primarily of personnel costs, equipment and its related depreciation, and related support costs associated with the development of new semiconductor manufacturing processes and design technology. The Company increased its spending on research and development in the second quarter of 1996. These expenses in the second quarter of 1996 exceeded the second quarter of 1995's expenses by 32%. Research and development spending increased in the six months ended June 30, 1996 by 34% from the six months ended June 30, 1995. These increases reflect the Company's continuing development of the gate array program, which includes the ENCORE! program and the mixed-signal gate array program, as well as the development of improved process technologies and development work on a 0.8 micron process technology.

         The Company believes that the continued development of its technology is essential to its future success and is committed to continue its investment in research and development. The Company expects that research and development spending will increase in future periods as a consequence of product and process development activities currently underway.

         Selling, General and Administrative Expenses - Selling, general and administrative expenses have decreased as a percentage of revenues to 18.2% in the second quarter of 1996 from 19.9% in the second quarter of 1995 and have decreased in absolute dollars approximately 2% to $3.1 million in the second quarter of 1996 from $3.2 million in the second quarter of 1995. This dollar decrease was primarily attributable to a $348,000 non-recurring charge for merger expenses associated with the Company's June 1995 merger with KMOS that was included in selling, general and administrative expenses in the second quarter of the prior year. This decrease was partially offset be an increase of $0.2 million in commission expenses associated with the increase in revenues. Selling, general and administrative expenses have increased as a percentage of revenues to 18.9% in the six months ended June 30, 1996 from 18.5% in the six months ended June 30, 1995 and have increased in absolute dollars by 4% to $6.0 million in the six months ended June 30, 1996 from $5.8 million in six months ended June 30, 1995. This dollar increase was primarily attributable to a $0.3 million increase in compensation expenses primarily associated with the hiring of key sales, marketing and customer service personnel and a $0.2 million increase in commission expenses associated with the increase in revenues, partially offset by the $348,000 non-recurring charge for merger expenses in the six months ended June 30, 1995.

         Interest Income (Expense) and Other, Net - Orbit's interest income (expense) and other includes interest earned on cash equivalents and short-term investments, minority interest in losses incurred in its subsidiary and realized gains on the sale of investments. The Company's net interest income (expense) and other was $(0.1) million in the second quarter of 1996 as compared with $35,000 in the second quarter of 1995. The Company's net interest income (expense) and other was $(0.2) million in the six months ended June 30,1996 as compared with $0.1 million in the six months ended June 30, 1995. These decreases are due to an increase in interest expense associated with an increase in long-term lease obligations in connection with equipment additions related to the Company's development of a 0.8 micron process capability and a 6-inch wafer fabrication facility in California.

         Provision for income taxes - The Company's provision for income taxes was $0.8 million and $1.0 million for the second quarter of 1996 and 1995, respectively. Orbit's effective tax rate was 34% for the second quarter of 1996 as compared to 37% in the second quarter of 1995. The Company's provision for income taxes was $1.0 million and $2.1 million for the six months ended June 30, 1996 and the six months ended June 30,1995, respectively. The Company's effective tax rate was 33% for the six months ended June 30, 1996 as compared to 37% for the same period of the prior year. These rates differ from federal statutory rates primarily due to state income taxes, partially offset by the utilization of research and development tax credits in 1995 and manufacturing investment tax credits, and with the tax benefits associated with the formation of a foreign sales corporation. The decrease in the effective tax rate in 1996 from 1995 is primarily due to the proportionally greater impact of state manufacturing investment tax credits.

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

         Principal sources of liquidity at June 30, 1996 consisted of $6.0 million in cash and cash equivalents and $4.5 million available under a bank line of credit. The bank line of credit contains certain financial covenants and restrictions including maintaining certain financial ratios. As of June 30, 1996, the Company was in compliance with such covenants and restrictions.

         The Company's operating activities provided net cash of $0.6 million and $4.3 million for the first six months of 1996 and the same period of 1995, respectively. The Company's investing activities used $3.6 million and $1.2 million for the first six months of 1996 and the same period of 1995, respectively. Cash used for investing activities was primarily for acquisition of property and equipment partially offset in 1995 by the proceeds from the maturity of short-term investments. Net cash used for financing activities was $1.6 million in the first six months of 1996 resulting from the repayment of the OIC royalty obligation of $1.8 million and repayment of capital lease obligations of $1.2 million, partially offset by notes payable borrowings of $1.0 million. This is compared with net cash provided by financing activities of $0.3 million in the first six months of 1995 resulting from notes payable borrowings and the exercise of stock options and warrants, partially offset by debt repayments.

         The Company believes that its banking facilities, equipment lease lines, cash and cash equivalents and anticipated cash provided by operations will be sufficient to meet the Company's cash requirements for the next twelve months. However, the Company will require additional capital at such time as it decides to commence significant construction and equipping activities in connection with its proposed Israeli manufacturing facility or any other domestic or foreign facility expansion. While the Company believes that consummation of its pending merger with the DII Group will potentially provide a source of additional funds, there is no assurance that additional financing will be available or, if available, that it will be available on acceptable terms.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In December 1995, a securities class action (the "Action") was filed against the Company and three of its officers and Directors in the United States District Court for the Northern District of California. The complaint alleges claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder. On March 27, 1996, the Company was served with an amended complaint with regard to the Action. The Company filed a Report on Form 8-K regarding such amended complaint on April 9, 1996. Orbit believes that the claims set forth in the amended complaint are without merit and intends to defend such claims vigorously.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securityholders

         At the Company's annual meeting of stockholders, which was held on May 21, 1996, the Company's stockholders elected Gary P. Kennedy and Eli Harari as Class I directors for three-year terms. Not less than 6,500,000 votes were cast in favor of each such director. The Company's Class II directors are Steve Kam, Richard B. Kash and Constantine S. Macricostas. The Company's Class III directors are Federico Faggin and Joseph K. Wai.

The Company's stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors. Voting in favor were 6,490,044, opposed were 22,910, and abstaining were 10,400.

The Company's stockholders approved an amendment to the 1994 Stock Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan from 2,250,000 to 4,250,000. Voting in favor of the amendment were 4,657,676, opposed were 196,354, and abstaining were 17,082.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits is filed herewith:

                  Exhibit 11.1      Computation of Net Income Per Share

         (b)      Reports on Form 8-K.

                  On April 12, 1996, the Company filed a report on Form 8-K (the "April Form 8-K"). The April Form 8-K reported the filing of the first amendment to a purported class action against the Company and three of its officers and directors in the U.S. District Court in Northern California.

                  On June 14, 1996, the Company filed a report on Form 8-K (the "June Form 8-K"). The June Form 8-K reported the Company, the DII Group, Inc. ("DII") and a wholly owned subsidiary of DII, have executed a definitive agreement and plan of merger providing for the acquisition of Orbit by DII.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  ORBIT SEMICONDUCTOR, INC.
                                                       (Registrant)




Date:    August 12, 1996          By:  _________________________________________
                                                     Joseph K. Wai
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary